Form 10QSB
period 1996-03-31
ENEX 88 89 INCOME & RETIREMENT FUND SERIES 5 L P
filed 1996-05-14
CIK 857507

United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from...............to...............

                        Commission file number 0-18330

            ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 5, L.P. (Exact name of registrant as specified in its Charter)

                   New Jersey                          76-0259722
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)

         Suite 200, Three Kingwood Place
                 Kingwood, Texas                          77339
    (Address of principal executive offices)           (Zip Code)

              Registrant's telephone number, including area code:
                                (713) 358-8401


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes x      No

                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 5, L.P.
BALANCE SHEET
- ------------------------------------------------------------------------------

                                                                MARCH 31,
ASSETS                                                            1996
                                                         ---------------------
(Unaudited)
CURRENT ASSETS:
  Cash                                                   $              2,155
  Accounts receivable - oil & gas sales                                12,036
                                                         ---------------------

Total current assets                                                   14,191
                                                         ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                                1,011,033
  Less  accumulated depletion                                         950,316
                                                         ---------------------

Property, net                                                          60,717
                                                         ---------------------

TOTAL                                                    $             74,908
                                                         =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                      $                171
   Payable to general partner                                          12,758
                                                         ---------------------

Total current liabilities                                              12,929

NONCURRENT PAYABLE TO GENERAL PARTNER                                  38,275
                                                         ---------------------

PARTNERS' CAPITAL:
   Limited partners                                                    17,921
   General partner                                                      5,783
                                                         ---------------------

Total partners' capital                                                23,704
                                                         ---------------------

TOTAL                                                    $             74,908
                                                         =====================







See accompanying notes to financial statements.
- ------------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 5, L.P.
STATEMENTS OF OPERATIONS
- -----------------------------------------------------------------------------

(UNAUDITED)
                                             THREE MONTHS ENDED
                                        -----------------------------

                                           MARCH 31,       MARCH 31,
                                             1996            1995
                                        ------------    --------------

REVENUES:
  Oil and gas sales                     $    11,016     $       9,763
                                        ------------    --------------

EXPENSES:
  Depletion                                   3,003             7,645
  Production taxes                              335               534
  General and administrative                  3,432             2,270
                                        ------------    --------------

Total expenses                                6,770            10,449
                                        ------------    --------------








NET INCOME (LOSS)                       $     4,246      $       (686)
                                        ============    ==============

See accompanying notes to financial statements.
- ------------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 5, L.P.
STATEMENTS OF CASH FLOWS

(UNAUDITED)
                                                        THREE MONTHS ENDED

                                                   MARCH 31,          MARCH 31,
                                                     1996               1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                 $   4,246          $   (686)

Adjustments to reconcile net income (loss) to
 net cash provided by operating
   activities:
  Depletion                                           3,003             7,645
Decrease in:
  Accounts receivable - oil & gas sales                 140             4,142

(Decrease) in:
   Accounts payable                                  (1,844)           (2,871)
   Payable to general partner                        (4,980)              (11)

Total adjustments                                    (3,681)            8,905

Net cash provided by operating activities               565             8,219

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                    -            (7,575)

NET INCREASE IN CASH                                    565               644

CASH AT BEGINNING OF YEAR                             1,590             1,725

CASH AT END OF PERIOD                            $    2,155        $    2,369




See accompanying notes to financial statements.

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 5, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

Item 2Management's Discussion and Analysis or Plan of Operation.


First Quarter 1996 Compared to First Quarter 1995

Oil and gas sales for the first quarter increased from $9,763 in 1995 to $11,016 in 1996. This represents an increase of $1,253 (13%). Oil sales increased by $416 or 4%. A 35% increase in average oil net sales price increased sales by $1,541. This increase was partially offset by a 20% decrease in oil production. Gas sales increased $837 or 20%. A 43% increase in average gas net sales price increased sales by $1,499. This increase was partially offset by a 16% decrease in gas production. The increases in average net sales prices were primarily a result of lower operating costs incurred on the Company's net profit royalty properties coupled with higher prices in the overall market for the sale of oil and gas. Operating costs were higher in 1995 due to workovers on the Speary acquisition which adversely affected the prices received on the Company's net profit royalty interests.

Depletion expense decreased from $7,645 in the first quarter of 1995 to $3,003 in the first quarter of 1996. This represents a decrease of $4,642 (61%). The changes in production, noted above, reduced depletion expense by $4,342. A 52% decrease in the depletion rate reduced depletion expense by an additional $3,300. The decrease in the depletion rate was primarily due upward revisions of the oil and gas reserves during December 1995.

General and administrative expenses increased from $2,270 in the first quarter of 1995 to $3,432 in the first quarter of 1996. This increase of $1,162 (51%) is primarily due to a $1,714 increase in direct expenses incurred by the Company in 1996, partially offset by less staff time being required to manage the company's operations.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners.

The Company will continue to recover its reserves and distribute to the partners the net proceeds realized from the sale of oil and gas production after payment of debt obligations. The Company discontinued the payment of distributions in the second quarter of 1995. Future distributions are dependent upon among other things, an increase in the prices received for oil and gas. The Company will continue to recover its reserves and reduce its obligations in 1996. The general partner does not intend to accelerate the repayment of the debt beyond the cash flow provided by operating activities. Based upon current projected cash flows from its property, it does not appear that the Company will have sufficient cash to pay its operating expenses, repay its debt obligations and pay distributions in the near future.

                          PART II.  OTHER INFORMATION

Item 1Legal Proceedings.

             None

Item 2. Changes in Securities.

             None

Item 3. Defaults Upon Senior Securities.

             Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

             Not Applicable

Item 5. Other Information.

             Not Applicable

Item 6. Exhibits and Reports on Form 8-K.

             (a)  There are no exhibits to this report.

             (b) The Company filed no reports on Form 8-K during the quarter ended March 31, 1996.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                ENEX 88-89 INCOME AND RETIREMENT
                                                     FUND - SERIES 5, L.P.
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                         General Partner



                                                  By: /s/ R. E. Densford
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1996                                      By: /s/ James A. Klein
                                                     -------------------
                                                           James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer