Form 10QSB
period 1996-06-30
ENEX 88 89 INCOME & RETIREMENT FUND SERIES 5 L P
filed 1996-08-14
CIK 857507

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from...............to...............

                         Commission file number 0-18330

             ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 5, L.P. (Exact name of small business issuer as specified in its charter)

              New Jersey                             76-0259722
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)

                         Suite 200, Three Kingwood Place
                              Kingwood, Texas 77339
                    (Address of principal executive offices)

                           Issuer's telephone number:
                                 (713) 358-8401


         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                 Yes x      No

Transitional Small Business Disclosure Format (Check one):

                                                 Yes        No x

                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 5, L.P.
BALANCE SHEET
- ------------------------------------------------------------------------------

                                                      JUNE 30,
ASSETS                                                 1996
                                                  ---------------

CURRENT ASSETS:
  Cash ..........................................   $    6,654
  Accounts receivable - oil & gas sales .........       15,779
                                                    ----------

Total current assets ............................       22,433
                                                    ----------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests ............................    1,011,033
  Less  accumulated depletion ...................      954,484
                                                    ----------

Property, net ...................................       56,549
                                                    ----------

TOTAL ...........................................   $   78,982
                                                    ==========

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable .............................   $      112
   Payable to general partner ...................       10,912
                                                    ----------

Total current liabilities .......................       11,024
                                                    ----------

NONCURRENT PAYABLE TO GENERAL PARTNER ...........       32,739
                                                    ----------

PARTNERS' CAPITAL:
   Limited partners .............................       27,867
   General partner ..............................        7,352
                                                    ----------

Total partners' capital .........................       35,219
                                                    ----------

TOTAL ...........................................   $   78,982
                                                    ==========





See accompanying notes to financial statements.
- ----------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 5, L.P.
STATEMENTS OF OPERATIONS
- ------------------------------------------------------------------------------

(UNAUDITED)
                                  QUARTER ENDED             SIX MONTHS ENDED
                              -----------------------    ---------------------

                               JUNE 30,      JUNE 30,     JUNE 30     JUNE 30,
                                 1996          1995         1996        1995
                              ---------   -----------    --------    ---------

REVENUES:
  Oil and gas sales ........   $18,634       $14,295        $29,650   $24,058
                               -------        -------       -------   -------

EXPENSES:
  Depletion ................     4,168         9,572          7,171    17,217
  Production taxes .........       356           373            691       907
  General and administrative     2,595         2,287          6,027     4,557
                               -------       -------        -------   -------

Total expenses .............     7,119        12,232         13,889    22,681
                               -------       -------        -------   -------

NET INCOME .................   $11,515       $ 2,063        $15,761   $ 1,377
                               =======       =======        =======   =======





See accompanying notes to financial statements.
- ----------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 5, L.P.
STATEMENTS OF CASH FLOWS
- ------------------------------------------------------------------------------

(UNAUDITED)
                                                   SIX MONTHS ENDED
                                                 ----------------------

                                                  JUNE 30     JUNE 30,
                                                    1996        1995
                                                 --------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ....................................   $ 15,761    $  1,377
                                                  --------    --------

Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
   activities:
  Depletion ...................................      7,171      17,217
(Increase) decrease in:
  Accounts receivable - oil & gas sales .......     (3,603)      2,391
(Decrease) in:
   Accounts payable ...........................     (1,903)     (2,871)
   Payable to general partner .................    (12,362)    (10,730)
                                                  --------    --------

Total adjustments .............................    (10,697)      6,007
                                                  --------    --------

Net cash provided by operating activities .....      5,064       7,384
                                                  --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions ........................       --        (7,575)
                                                  --------    --------

NET INCREASE (DECREASE) IN CASH ...............      5,064        (191)

CASH AT BEGINNING OF YEAR .....................      1,590       1,725
                                                  --------    --------

CASH AT END OF PERIOD .........................   $  6,654    $  1,534
                                                  ========    ========







See accompanying notes to financial statements.
- ----------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 5, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Second Quarter 1995 Compared to Second Quarter 1996

Oil and gas sales for the second quarter increased to $18,634 in 1996 from $14,295 in 1995. This represents an increase of $4,339 (30%). Oil sales increased by $1,786 or 22%. A 43% increase in the average net oil sales price caused sales to increase by $3,010. This increase was partially offset by a 15% decrease in oil production. Gas sales increased $2,553 or 42%. A 14% increase in gas production increased sales by $878. A 24% increase in the average net gas sales price increased sales by an additional $1,675. The decrease in oil production was primarily the result of natural production declines. The increase in gas production was primarily the result of the higher production from the Speary acquisition on which a compressor was successfully reworked. The increases in average net sales prices correspond with higher prices in the overall market for the sale of oil and gas.

Depletion expense decreased to $4,168 in the second quarter of 1996 from $9,572 in the second quarter of 1995. This represents a decrease of $5,404 (56%). A 58% decrease in the depletion rate reduced depletion expense by $5,670. This decrease was partially offset by the changes in production, noted above. The decrease in the depletion rate was primarily due to upward revisions of the oil and gas reserves during December 1995.

General and administrative expenses increased to $2,595 in 1996 from $2,287 in 1995. This increase of $308 (13%) is primarily due to more staff time being required to manage the Company's operations.

First Six Months in 1995 Compared to First Six Months in 1996

Oil and gas sales for the first six months increased to $29,650 in 1996 from $24,058 in 1995. This represents an increase of $5,592 (23%). Oil sales increased by $2,202 or 16%. A 40% increase in the average net oil sales price caused sales to increase by $4,609. This increase was partially offset by a 17% decrease in oil production. Gas sales increased $3,390 or 33%. A 34% increase in the average net gas sales price increased sales by $3,423. This increase was partially offset by a 1% decrease in gas production. The decrease in oil production was primarily the result of natural production declines. The decrease in gas production was primarily the result of natural production declines, partially offset by higher production from the Speary acquisition on which a compressor was successfully reworked. The increases in average net sales prices correspond with higher prices in the overall market for the sale of oil and gas.

Depletion expense decreased to $7,171 in the first six months of 1996 from $17,217 in the first six months of 1995. This represents a decrease $10,046 (58%). The decreases in production, noted above, reduced depletion expense by $1,223. A 55% decrease in the depletion rate reduced depletion expense by an additional $8,823. The decrease in the depletion rate was primarily due to upward revisions of the oil and gas reserves during December 1995.

General and administrative expenses increased to $6,027 in 1996 from $4,557 in 1995. This increase of $1,470 is primarily due to more staff time being required to manage the Company's operations.

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

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

                           PART II. OTHER INFORMATION


         Item 1.   Legal Proceedings.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ENEX 88-89 INCOME AND RETIREMENT
                                              FUND - SERIES 5, L.P.
                                                   (Registrant)



                                           By:ENEX RESOURCES CORPORATION
                                                  General Partner



                                           By: /s/ R. E. Densford
                                                   R. E. Densford
                                             Vice President, Secretary
                                           Treasurer and Chief Financial
                                                      Officer




August 13, 1996                            By: /s/ James A. Klein
                                              -------------------
                                                    James A. Klein
                                                Controller and Chief
                                                 Accounting Officer