Form 10QSB/A
period 1996-06-30
ENEX 88 89 INCOME & RETIREMENT FUND SERIES 5 L P
filed 1996-11-07
CIK 857507

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB/A



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
BALANCE SHEET
------------------------------------------------------------------------------

                                                      JUNE 30,
ASSETS                                                 1996
                                                  ---------------

CURRENT ASSETS:
  Cash ..........................................   $    6,654
  Accounts receivable - oil & gas sales .........       15,779
                                                    ----------

Total current assets ............................       22,433
                                                    ----------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests ............................    1,011,033
  Less  accumulated depletion ...................      954,484
                                                    ----------

Property, net ...................................       56,549
                                                    ----------

TOTAL ...........................................   $   78,982
                                                    ==========

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable .............................   $      112
   Payable to general partner ...................       10,912
                                                    ----------

Total current liabilities .......................       11,024
                                                    ----------

NONCURRENT PAYABLE TO GENERAL PARTNER ...........       32,739
                                                    ----------

PARTNERS' CAPITAL:
   Limited partners .............................       27,867
   General partner ..............................        7,352
                                                    ----------

Total partners' capital .........................       35,219
                                                    ----------

TOTAL ...........................................   $   78,982
                                                    ==========



Number of $500 Limited Partner units outstanding        2,300






See accompanying notes to financial statements.
----------------------------------------------------------------------------

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


The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating activities.

The Company will continue to recover its reserves and distribute to the partners the net proceeds realized from the sale of oil and gas production after payment of debt obligations. The Company discontinued the payment of distributions in the second quarter of 1995. Future distributions are dependent upon among other things, an increase in the prices received for oil and gas. The Company will continue to recover its reserves and reduce its obligations in 1996. There appears to be sufficient net revenues to pay all operating obligations and expenses. The general partner does not intend to accelerate the repayment of the debt beyond the cash flow provided by operating activities. Based upon current projected cash flows from its property, it does not appear that the Company will have sufficient cash to pay its operating expenses, repay its debt obligations and pay distributions in the near future.


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


                                         ENEX 88-89 INCOME AND RETIREMENT
                                              FUND - SERIES 5, L.P.
                                                   (Registrant)



                                           By:ENEX RESOURCES CORPORATION
                                                  General Partner



                                           By: /s/ R. E. Densford
                                                   R. E. Densford
                                             Vice President, Secretary
                                           Treasurer and Chief Financial
                                                      Officer





November 7, 1996                            By: /s/ James A. Klein
                                              -------------------
                                                    James A. Klein
                                                Controller and Chief
                                                 Accounting Officer