Form 10QSB
period 1996-09-30
ENEX 88 89 INCOME & RETIREMENT FUND SERIES 5 L P
filed 1996-11-14
CIK 857507

United States
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-QSB


            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

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
BALANCE SHEET
------------------------------------------------------------------------------

                                                             September 30,
ASSETS                                                            1996
                                                         ---------------------

CURRENT ASSETS:
  Cash                                                   $              4,840
  Accounts receivable - oil & gas sales                                15,597
                                                         ---------------------

Total current assets                                                   20,437
                                                         ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                                1,011,033
  Less  accumulated depletion                                         958,275
                                                         ---------------------

Property, net                                                          52,758
                                                         ---------------------

TOTAL                                                    $             73,195
                                                         =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:

   Payable to general partner                            $             18,008
                                                         ---------------------



NONCURRENT PAYABLE TO GENERAL PARTNER                                  18,002
                                                         ---------------------

PARTNERS' CAPITAL:
   Limited partners                                                    29,261
   General partner                                                      7,924
                                                         ---------------------

Total partners' capital                                                37,185
                                                         ---------------------

TOTAL                                                    $             73,195
                                                         =====================

Number of $500 Limited Partner units outstanding                        2,300





See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 5, L.P.
STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------------

(UNAUDITED)
                                       QUARTER ENDED                          NINE MONTHS ENDED
                                --------------------------------------    ----------------------------------------

                                  September 30,        September 30,        September 30,         September 30,
                                      1996                  1995                 1996                  1995
                                -----------------    -----------------    -----------------    -------------------

REVENUES:
  Oil and gas sales              $        15,241     $         11,570     $         44,891     $           35,628
                                -----------------    -----------------    -----------------    -------------------

EXPENSES:
  Depletion                                3,791                7,343               10,962                 24,560
  Production taxes                           151                  285                  842                  1,192
  General and administrative               2,463                2,406                8,490                  6,963
                                -----------------    -----------------    -----------------    -------------------

Total expenses                             6,405               10,034               20,294                 32,715
                                -----------------    -----------------    -----------------    -------------------

NET INCOME                       $         8,836     $          1,536     $         24,597     $            2,913
                                =================    =================    =================    ===================





See accompanying notes to financial statements.
------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 5, L.P.
STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------

(UNAUDITED)
                                                       NINE MONTHS ENDED
                                                  --------------------------------------------

                                                     September 30,            September 30,
                                                          1996                    1995
                                                  -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $           24,597             $      2,913
                                                  -------------------      -------------------

Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depletion                                                   10,962                   24,560
(Increase) decrease in:
  Accounts receivable - oil & gas sales                       (3,421)                   4,642
(Decrease) in:
   Accounts payable                                           (2,015)                  (2,871)
   Payable to general partner                                (20,003)                 (19,585)
                                                  -------------------      -------------------

Total adjustments                                            (14,477)                   6,746
                                                  -------------------      -------------------

Net cash provided by operating activities                     10,120                    9,659
                                                  -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                        (6,870)                  (7,575)
                                                  -------------------      -------------------

NET INCREASE IN CASH                                           3,250                    2,084

CASH AT BEGINNING OF YEAR                                      1,590                    1,725
                                                  -------------------      -------------------

CASH AT END OF PERIOD                             $            4,840            $       3,809
                                                  ===================      ===================




See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 5, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $5,829, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on July 31, 1996.

3. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Third Quarter 1995 Compared to Third Quarter 1996

Oil and gas sales for the third quarter increased to $15,241 in 1996 from $11,570 in 1995. This represents an increase of $3,671 (32%). Oil sales increased by $936 or 15%. A 4% increase in the average net oil sales price caused sales to increase by $659. A 10% increase in oil production increased sales by an additional $277. Gas sales increased $2,735 or 56%. A 42% increase in gas production increased sales by $2,153. A 10% increase in the average net gas sales price increased sales by an additional $582. The increases in oil and gas production were primarily the result of higher production from the Speary acquisition on which a compressor was successfully reworked. The increases in average net sales prices correspond with higher prices in the overall market for the sale of oil and gas.

Depletion expense decreased to $3,791 in the third quarter of 1996 from $7,343 in the third quarter of 1995. This represents a decrease of $3,552 (48%). A 53% decrease in the depletion rate reduced depletion expense by $4,241. This decrease was partially offset by the changes in production, noted above. The decrease in the depletion rate was primarily due to upward revisions of the oil and gas reserves during December 1995.

General and administrative expenses increased to $2,463 in 1996 from $2,406 in 1995. This increase of $57 (3%) is primarily due to more staff time being required to manage the Company's operations.

First Nine Months in 1995 Compared to First Nine Months in 1996

Oil and gas sales for the first nine months increased to $44,891 in 1996 from $35,628 in 1995. This represents an increase of $9,263 (26%). Oil sales increased by $3,165 or 17%. A 27% increase in the average net oil sales price caused sales to increase by $4,729. This increase was partially offset by a 8% decrease in oil production. Gas sales increased $6,098 or 40%. A 37% increase in the average net gas sales price increased sales by $5,654. A 3% increase in gas production increased sales by an additional $444. The decrease in oil production was primarily the result of natural production declines. The increase in gas production was primarily the result of higher production from the Speary acquisition on which a compressor was successfully reworked. The increases in average net sales prices correspond with higher prices in the overall market for the sale of oil and gas.

Depletion expense decreased to $10,962 in the first nine months of 1996 from $24,560 in the first nine months of 1995. This represents a decrease $13,598 (55%). The decreases in production, noted above, reduced depletion expense by $402. A 55% decrease in the depletion rate reduced depletion expense by an additional $13,196. The decrease in the depletion rate was primarily due to upward revisions of the oil and gas reserves during December 1995.

General and administrative expenses increased to $8,490 in 1996 from $6,963 in 1995. This increase of $1,527 is primarily due to more staff time being required to manage the Company's operations.



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

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1996.

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


                                             ENEX 88-89 INCOME AND RETIREMENT
                                                  FUND - SERIES 5, L.P.
                                                       (Registrant)



                                               By:ENEX RESOURCES CORPORATION
                                                      General Partner



                                               By: /s/ R. E. Densford
                                                       R. E. Densford
                                                 Vice President, Secretary
                                               Treasurer and Chief Financial
                                                          Officer




November 13, 1996                              By: /s/ James A. Klein
                                                  -------------------
                                                        James A. Klein
                                                    Controller and Chief
                                                     Accounting Officer