Form 10KSB/A
period 1995-12-31
ENEX 88 89 INCOME & RETIREMENT FUND SERIES 5 L P
filed 1997-01-08
CIK 857507

--------------------------------------------------------------------

--------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB/A
                                  AMENDMENT III


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

                      Documents Incorporated By Reference:

                                      None

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                                     PART II


Item 5.      Market for Common Equity and Related Security Holder Matters

Market Information

             There is no established public trading market for the Company's outstanding limited partnership interests.



Number of Equity Security Holders

                                                  Number of Record Holders
               Title of Class                       (as of March 1, 1996)

               -----------------              -------------------------------


          General Partner's Interests                         1

          Limited Partnership Interests                      208



Dividends

          The Company made cash distributions to partners of $3 and $13 per $500 investment in 1995 and 1994, respectively. The Company discontinued the payment of distributions in the second quarter of 1995. Future distributions are dependent upon, among other things, an increase in the prices received for oil and gas. The Company will continue to recover its reserves and reduce obligations in 1996. Based upon current projected cash flows from its property, it does not appear that the Company will have sufficient net cash flow after debt service to pay distributions in the near future.

Item 6.     Management's Discussion and Analysis or Plan of Operation

Results of Operations

            This discussion should be read in conjunction with the financial statements of the Company and the notes thereto included in this Form 10-KSB.

            Oil and gas sales decreased to $48,447 in 1995 from $64,966 in 1994. This represents a decrease of $16,519 or 25%. Oil sales decreased by $6,978 or 20%. An 18% decrease in oil production caused revenues to decrease by $6,252. A 3% decrease in average oil net sales prices caused sales to decrease by an additional $726. Gas sales decreased by $9,541 or 31%. A 20% decrease in gas production reduced sales by $5,943. A 15% decrease in average gas net sales prices reduced sales by an additional $3,598. The decreases in oil and gas production were primarily the result of the partial shut-in of production from the Speary acquisition in 1995 to perform a workover coupled with natural production declines. The decrease in the average oil net sales price was primarily due to lower net royalty payments from the Speary acquisition, which incurred workover costs in 1995, partially offset by higher prices in the overall market for the sale of oil. The decrease in the average gas net sales price was primarily due to lower net royalty payments from the Speary acquisition, which incurred workover costs in 1995, coupled with lower prices in the overall market for the sale of gas.

            Depletion expense decreased to $23,707 in 1995 from $44,080 in 1994. This represents a decrease of $20,373 or 46%. The changes in production, noted above, caused depletion expense to decrease by $8,416. A 34% decrease in the depletion rate reduced depletion expense by an additional $11,957. The decrease in the depletion rate was primarily the result of an upward revision of the oil and gas reserves during 1995.

            General and administrative expenses decreased to $11,393 in 1995 from $15,955 in 1994. This decrease of $4,562 or 29% was primarily due to a $3,800 decrease in direct expenses in 1995 coupled with less staff time being required to manage the Company's operations. The decrease in direct expenses was due to lower audit and tax preparation fees incurred by the Company in 1995.

Capital Resources and Liquidity

            The Company's cash flows from operations is a result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flows from 1994 to 1995 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available net cash flows to the Company's partners.


            The Company will continue to recover its reserves and distribute to the partners the net proceeds realized from the sale of oil and gas production after payment of debt obligations. The Company plans to repay the amount owed to the general partner from such proceeds over a four year period. Distributions decreased from 1994 to 1995 due primarily to the decrease in the oil and gas sales as noted above. The Company discontinued the payment of distributions in the second quarter of 1995. Future distributions are dependent upon among other things, an increase in the prices received for oil and gas. The Company will continue to recover its reserves and reduce its obligations in 1996. The Company does not intend to purchase additional properties or fund extensive development of existing oil and gas properties, and as such; has no long-term liquidity needs. The Company's projected cash flows from operations will provide sufficient funding to pay its operating expenses and debt obligations. The general partner does not intend to accelerate the repayment of the debt beyond the cash flow provided by operating, financing and investing activities. Based upon current projected cash flows from its property, it does not appear that the Company will have sufficient cash to pay distributions and pay its operating expenses, and meet its debt obligations in the next twelve months.

Item 7.      Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

The Partners
Enex 88-89 Income and Retirement Fund Series 5, L.P.:


We have audited the accompanying balance sheet of Enex 88-89 Income and Retirement Fund - Series 5, L.P. (a New Jersey limited partnership) as of December 31, 1995 and the related statements of operations, changes in partners' capital, and cash flows for each of the two years in the period ended December 31, 1995.
 These financial statements are the responsibility of the general partner of Enex 88-89 Income and Retirement Fund - Series 5, L.P. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Enex 88-89 Income and Retirement Fund - Series 5, L.P. at December 31, 1995 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE  LLP




Houston, Texas
March 18, 1996

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 5, L.P.

BALANCE SHEET, DECEMBER 31, 1995
------------------------------------------------------------------------------

ASSETS
                                                                      1995
                                                                --------------
CURRENT ASSETS:
  Cash                                                          $       1,590
  Accounts receivable - oil & gas sales                                12,176
                                                                 --------------

Total current assets                                                   13,766
                                                                --------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities             1,011,033
  Less  accumulated depreciation and depletion                        947,313
                                                                --------------

Property, net                                                          63,720
                                                                --------------

TOTAL                                                           $      77,486
                                                                ==============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                             $       2,015
   Payable to general partner                                          56,013
                                                                --------------

Total current liabilities                                              58,028
                                                                --------------

PARTNERS' CAPITAL (DEFICIT):
   Limited partners                                                    14,400
   General partner                                                      5,058
                                                                --------------

Total partners' capital                                                19,458
                                                                --------------

TOTAL                                                           $      77,486
                                                                ==============


Number of $500 Limited Partner units outstanding                        2,300



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 5, L.P.

NOTES TO FINANCIAL STATEMENTS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
----------------------------------------------------------------------------



1.           PARTNERSHIP ORGANIZATION

             Enex 88-89 Income and Retirement Fund Series 5, L.P. (the "Company"), a New Jersey limited partnership, commenced operations on August 28, 1989 for the purpose of acquiring non-operating interests in producing oil and gas properties. Total limited partner contributions were $1,150,169, of which $11,502 was contributed by Enex Resources Corporation ("Enex"), the general partner.

             In accordance with the partnership agreement, the Company paid syndication fees and due diligence expenses of $117,737 for solicited subscriptions to a subsidiary of Enex, and reimbursed Enex for organization expenses of approximately $35,000.

             The Company owns only non-operating interests in producing oil and gas properties. Such interests typically entitle the Company to receive its pro rata share of net profits and royalties from the underlying properties without obligating the Company to develop or operate the properties or directly bear any share of development or operating costs.

             Information relating to the allocation of costs and revenues between Enex, as general partner, and the limited partners is as follows:
                                                               Limited
                                                     Enex      Partners

             Commissions and selling expenses                    100%
             Company reimbursement of organization
               expenses                                          100%
             Company property acquisitions                       100%
             General and administrative costs         10%         90%
             Revenues from temporary investment
               of partnership capital                            100%
             Revenues from producing properties       10%         90%

             At the point in time when the cash distributions to the limited partners equal their subscriptions ("payout"), revenues from producing properties and general and administrative costs will be allocated 15% to the general partner and 85% to the limited partners.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             Oil and Gas Properties - The Company uses the successful efforts method of accounting for its oil and gas operations. Capitalized costs are amortized on the units-of-production method based on estimated total proved reserves. The acquisition costs of proved oil and gas properties are capitalized and periodically assessed for impairments.

             The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

             The Company has not determined the effect, if any, on its financial position or results of operations which may result from the adoption of this statement in the first quarter of 1996.

             Cash Flows - The Company has presented its cash flows using the indirect method and considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

             General and Administrative Expenses - The Company reimburses the General Partner for direct costs and administrative costs incurred on its behalf. Administrative costs allocated to the Company are computed on a cost basis in accordance with standard industry practices by allocating the time spent by the General Partner's personnel among all projects and by allocating rent and other overhead on the basis of the relative direct time charges.

             Uses of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contigent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

3.           FEDERAL INCOME TAXES

             General - The Company is not a taxable entity for federal income tax purposes. Such taxes are liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements.

4.           PAYABLE TO GENERAL PARTNER

             The payable to general partner primarily consists of general and administrative expenses allocated to the Company by Enex during the Company's start-up phase and for its ongoing operations. The Company plans to repay the amounts owed to the general partner over a period of four years.

5.           REPURCHASE OF LIMITED PARTNER INTERESTS

             In accordance with the partnership agreement, the general partner is required to purchase limited partner interests (at the option of the limited partners) at annual intervals beginning after the second year following the formation of the Company. The purchase price, as specified in the partnership agreement, is based primarily on reserve reports prepared by independent petroleum engineers as reduced by a specified risk factor.

6.           SIGNIFICANT PURCHASERS

             Union Pacific Resources and Coalinga Corporation accounted for 75% and 21%, respectively, of the company's total sales in 1995. Union Pacific Resources and Coalinga Corporation accounted for 78% and 15%, respectively, of the company's total sales in 1994. No other purchaser individually accounted for more than 10% of such sales.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

             Not Applicable

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

                                      ENEX 88-89 INCOME AND RETIREMENT
                                      FUND - SERIES 5, L.P.

                                      By:    ENEX RESOURCES CORPORATION
                               the General Partner




December 23, 1996                       By:     /s/   G. B. Eckley
                                              -------------------
                                                    G. B. Eckley, President


                  In accordance with the Exchange Act, this report has been signed below on December 23, 1996, by the following persons in the capacities indicated.


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