Form 10QSB/A
period 1996-09-30
ENEX 88 89 INCOME & RETIREMENT FUND SERIES 5 L P
filed 1997-01-08
CIK 857507

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
BALANCE SHEET
------------------------------------------------------------------------------

                                                             September 30,
ASSETS                                                            1996
                                                         ---------------------

CURRENT ASSETS:
  Cash                                                   $              4,840
  Accounts receivable - oil & gas sales                                15,597
                                                         ---------------------

Total current assets                                                   20,437
                                                         ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                                1,011,033
  Less  accumulated depletion                                         958,275
                                                         ---------------------

Property, net                                                          52,758
                                                         ---------------------

TOTAL                                                    $             73,195
                                                         =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:

   Payable to general partner                            $             36,010
                                                         ---------------------


PARTNERS' CAPITAL:
   Limited partners                                                    29,261
   General partner                                                      7,924
                                                         ---------------------

Total partners' capital                                                37,185
                                                         ---------------------

TOTAL                                                    $             73,195
                                                         =====================

Number of $500 Limited Partner units outstanding                        2,300





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
                                =================    =================    =================    ===================





See accompanying notes to financial statements.
------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 5, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
------------------------------------------------------------------------------
                                                                                    PER $500
                                                                                    LIMITED
                                                                                    PARTNER
                                                 GENERAL           LIMITED          UNIT OUT-
                                  TOTAL          PARTNER          PARTNERS          STANDING
                               --------------   -------------    --------------     --------

BALANCE, JANUARY 1, 1994       $      49,984    $        870      $     49,114      $    21

CASH DISTRIBUTIONS                   (32,107)         (3,210)          (28,897)         (13)

NET INCOME (LOSS)                     (1,871)          4,682            (6,553)          (2)
                               --------------   -------------    --------------     --------

BALANCE, DECEMBER 31, 1994            16,006           2,342            13,664            6

CASH DISTRIBUTIONS                    (7,576)           (758)           (6,818)          (3)

NET INCOME                            11,028           3,474             7,554            3
                               --------------   -------------    --------------     --------

BALANCE, DECEMBER 31, 1995     $      19,458    $      5,058       $    14,400      $     6

CASH DISTRIBUTIONS                    (6,870)           (689)           (6,181)          (2)

NET INCOME                            24,597           3,555            21,042            9
                               --------------   -------------    --------------     --------

BALANCE, SEPTEMBER 30, 1996    $      37,185    $      7,924       $    29,261 (1)  $    13
                               ==============   =============    ==============     ========

(1)  Includes 132 units purchased by the general partner as a limited partner.



See accompanying notes to financial statements.
------------------------------------------------------------------------------
                                       I-3

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


4. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of
     Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors.

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


CAPITAL RESOURCES AND LIQUIDITY


The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating, financing and investing activities.

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

The general partner does not intend to accelerate the repayment of the debt beyond the cash flow provided by operating, financing and investing activities. Based upon current projected cash flows from its property, it does not appear that the Company will have sufficient cash to pay distributions and pay its operating expenses, and meet its debt obligations.



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


                                             ENEX 88-89 INCOME AND RETIREMENT
                                                  FUND - SERIES 5, L.P.
                                                       (Registrant)



                                               By:ENEX RESOURCES CORPORATION
                                                      General Partner



                                               By: /s/ R. E. Densford
                                                       R. E. Densford
                                                 Vice President, Secretary
                                               Treasurer and Chief Financial
                                                          Officer




December 23, 1996                              By: /s/ James A. Klein
                                                  -------------------
                                                        James A. Klein
                                                    Controller and Chief
                                                     Accounting Officer