Form 10KSB/A
period 1995-12-31
ENEX 88 89 INCOME & RETIREMENT FUND SERIES 5 L P
filed 1997-02-03
CIK 857507

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


See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 5, L.P.

STATEMENTS OF OPERATIONS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
------------------------------------------------------------------------


                                                    1995                  1994
                                            -------------------    -------------------

REVENUES:
  Oil and gas sales                         $           48,447         $       64,966
                                            -------------------    -------------------

EXPENSES:
  Depletion and amortization                            23,707                 48,681
  Production taxes                                       2,319                  2,201
  General and administrative:
    Allocated from general partner                      10,052                 10,814
    Direct expense                                       1,341                  5,141
                                            -------------------    -------------------

Total expenses                                          37,419                 66,837
                                            -------------------    -------------------

NET INCOME (LOSS)                           $           11,028          $      (1,871)
                                            ===================    ===================




See accompanying notes to financial statements.
---------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 5, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
-------------------------------------------------------------------

                                                                                               PER $500
                                                                                               LIMITED
                                                                                               PARTNER
                                                     GENERAL              LIMITED             UNIT OUT-
                                 TOTAL               PARTNER              PARTNERS             STANDING
                              --------------    -----------------    -----------------    -----------------

BALANCE, JANUARY 1, 1994       $     49,984     $            870     $         49,114     $             21

CASH DISTRIBUTIONS                  (32,107)              (3,210)             (28,897)                 (13)

NET INCOME (LOSS)                    (1,871)               4,682               (6,553)                  (2)
                              --------------    -----------------    -----------------    -----------------

BALANCE, DECEMBER 31, 1994           16,006                2,342               13,664                    6

CASH DISTRIBUTIONS                   (7,576)                (758)              (6,818)                  (3)

NET INCOME                           11,028                3,474                7,554                    3
                              --------------    -----------------    -----------------    -----------------

BALANCE, DECEMBER 31, 1995      $    19,458       $        5,058     $         14,400 (1) $              6
                              ==============    =================    =================    =================



(1)  Includes 102 units purchased by the general partner as a limited partner.





See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 5, L.P.

STATEMENTS OF CASH FLOWS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
------------------------------------------------------------------------

                                                                    1995                    1994
                                                            -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $           11,028          $        (1,871)
                                                            -------------------      -------------------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities
  Depletion and amortization                                            23,707                   48,681
(Increase) decrease in:
  Accounts receivable - oil & gas sales                                  3,785                   (9,028)
Increase (decrease) in:
   Accounts payable                                                       (856)                   1,942
   Payable to general partner                                          (30,223)                  (8,017)
                                                            -------------------      -------------------

Total adjustments                                                       (3,587)                  33,578
                                                            -------------------      -------------------

Net cash provided by operating activities                                7,441                   31,707
                                                            -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                                  (7,576)                 (32,107)
                                                            -------------------      -------------------

NET DECREASE IN CASH                                                      (135)                    (400)

CASH AT BEGINNING OF YEAR                                                1,725                    2,125
                                                            -------------------      -------------------

CASH AT END OF YEAR                                         $            1,590          $         1,725
                                                            ===================      ===================


See accompanying notes to financial statements.
--------------------------------------------------------------------------

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

Set forth below is a reconciliation of net income as reflected in the accompanying financial statements and net income (loss) for federal income tax purposes for the year ended December 31, 1995:


                                                                     Allocable to                  Per $500
                                                       -------------------------------------
                                                                                                    Limited
                                                            General             Limited          Partner Unit
                                        TOTAL               Partner            Partners           Outstanding
                                    ---------------    -----------------  ------------------ --------------------
Net income as reflected in the
 accompanying financial statements   $      11,028        $       3,474   $           7,554  $                 3
Reconciling item:
  Difference in depletion and
     amortization computed for
     federal income tax purposes
     and the amount computed for
     financial reporting purposes          (49,322)                   -             (49,322)                 (21)
                                    ---------------    -----------------  ------------------ --------------------

Net income (loss) for federal
   income tax purposes               $     (38,294)        $      3,474   $         (41,768) $               (18)
                                    ===============    =================  ================== ====================


Net income (loss) for federal income tax purposes is a summation of ordinary income (loss), portfolio income (loss), cost depletion and intangible drilling costs as presented in the federal income tax return.

Set forth below is a reconciliation between partners' capital as reflected in the accompanying financial statements and partners' capital for federal income tax purposes as of December 31, 1995:


                                                                          Allocable to                  Per $500
                                                            -------------------------------------
                                                                                                         Limited
                                                                 General             Limited          Partner Unit
                                             TOTAL               Partner            Partners           Outstanding
                                         ---------------    -----------------  ------------------ --------------------
Partners' capital as reflected in the
 accompanying financial statements          $    19,458         $      5,058   $          14,400  $                 6
Reconciling items:
  Difference in accumulated
     depletion and amortization
     for financial reporting and
     federal income tax purposes                 71,676                    -              71,676                   31
  Commissions and syndication
     fees capitalized for federal
     income tax purposes                        117,737                    -             117,737                   52
                                         ---------------    -----------------  ------------------ --------------------

Partners' capital for federal
     income tax purposes                    $   208,871           $    5,058   $         203,813  $                89
                                         ===============    =================  ================== ====================

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

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 5, L.P.

SUPPLEMENTARY OIL AND GAS INFORMATION
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
------------------------------------------------------------
Proved Oil and Gas Reserve Quantities (Unaudited)

The following presents an estimate of the Company's proved oil and gas reserve quantities and changes therein for each of the two years in the period ended December 31, 1995. Oil reserves are stated in barrels ("BBLS") and natural gas in thousand cubic feet ("MCF"). The amounts per $500 limited partner unit do not include a potential 5% reduction after payout. All of the Company's reserves are located within the United States.


                                                             Per $500                                  Per $500
                                                             Limited              Natural              Limited
                                          Oil              Partner Unit             Gas              Partner Unit
                                         (BBLS)            Outstanding             (MCF)             Outstanding
                                       --------------    -----------------    -----------------    -----------------

PROVED DEVELOPED AND
    UNDEVELOPED RESERVES:
January 1, 1994                                9,377                    4               91,153                   36

    Revisions of previous estimates               95                    -               34,411                   13
    Production                                (2,952)                  (1)             (28,017)                 (11)
                                       --------------    -----------------    -----------------    -----------------

December 31, 1994                              6,520                    3               97,547                   38

    Revisions of previous estimates            1,988                    -               21,722                    9
    Production                                (2,419)                  (1)             (22,485)                  (9)
                                       --------------    -----------------    -----------------    -----------------

December 31, 1995                              6,089                    2               96,784                   38
                                       ==============    =================    =================    =================


PROVED DEVELOPED RESERVES:

January 1, 1994                                9,377                    4               91,153                   36
                                       ==============    =================    =================    =================

December 31, 1994                              6,520                    3               97,547                   38
                                       ==============    =================    =================    =================

December 31, 1995                              6,089                    2               96,784                   38
                                       ==============    =================    =================    =================


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

              R. E. Densford


     /s/      James A. Klein            Controller and Chief Accounting Officer

             -----------------

              James A. Klein

                                   /s/ Robert D. Carl, III

                                   --------------------------

                                       Robert D. Carl, III       Director



                                   /s/ Martin J. Freedman

                                   --------------------------

                                       Martin J. Freedman        Director


                                   /s/ William C. Hooper, Jr.

                                   --------------------------

                                       William C. Hooper, Jr.    Director


                                   /s/ Tom Shorney

                                   --------------------------

                                       Tom Shorney               Director


                                   /s/ Stuart Strasner

                                   --------------------------

                                       Stuart Strasner           Director