Form 10KSB
period 1996-12-31
ENEX 88 89 INCOME & RETIREMENT FUND SERIES 5 L P
filed 1997-03-31
CIK 857507

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     (Mark One)
               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1996


             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from...............to...............

                         Commission file number 0-18330

                        ENEX 88-89 INCOME AND RETIREMENT
                              FUND - Series 5, L.P.
                 (Name of small business issuer in its charter)

              New Jersey                        76-0259722
    (State or other jurisdiction of          (I.R.S. Employer
    incorporation or organization)          Identification No.)

          800 Rockmead Drive
         Three Kingwood Place
            Kingwood, Texas                        77339
Address of principal executive offices)         (Zip Code)

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

                                    Yes x No

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[x]

        State issuer's revenues for its most recent fiscal year. $ 63,231

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange
Act):

                                 Not Applicable

                      Documents Incorporated By Reference:

                                      None


------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1996
             ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 5, L.P.


Item No.                            Part I                        Page
--------                           --------                      ------



       1      Description of Business                            I-1

       2      Description of Property                            I-3

       3      Legal Proceedings                                  I-4

       4      Submission of Matters to a Vote
              of Security Holders                                I-4


                   Part II
                  ---------


       5      Market for Common Equity and
              Related Security Holder Matters                   II-1

       6      Management's Discussion and Analysis
              or Plan of Operation                              II-2

       7      Financial Statements and Supplementary
              Data                                              II-3

       8      Changes In and Disagreements With Accountants
              on Accounting and Financial Disclosure            II-13


                  Part III
                  -----------


       9      Directors, Executive Officers, Promoters and
              Control Persons; Compliance with Section 16(a)
              of the Exchange Act                               III-1

      10      Executive Compensation                            III-3

      11      Security Ownership of Certain
              Beneficial Owners and Management                  III-4

      12      Certain Relationships and Related
              Transactions                                      III-4

      13      Exhibits and Reports on Form 8-K                  III-4


              Signatures                                         S-1

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

     The Company has no employees. On March 1, 1997, Enex and its subsidiaries employed 23 persons.

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

             Union Pacific Resources and Coalinga Corporation accounted for 86% and 10%, respectively, of the company's total sales in 1996. Union Pacific Resources and Coalinga Corporation accounted for 75% and 21%, respectively, of the company's total sales in 1995. No other purchaser individually accounted for more than 10% of such sales. Although the Company marketed a significant portion of its sales to the above noted companies, such a concentration does not pose a significant risk due to the commodity nature of the Company's products.

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

             Partnerships with interests that are "publicly traded" are taxed as corporations unless at least 90% of their income is "qualifying income." Passive income or loss from publicly traded partnerships that are not taxed as corporations generally cannot be applied against passive income or loss from other sources. As stated in Item 5 of this Annual Report, there is no established public trading market for the Company's limited partnership interests. In addition, the Company derives more than 90% of its income within the meaning of section 7704(d) of the Code. Therefore, the Company should not be affected by the publicly traded partnership rules.

Item 2.      Description of Property

             Presented   below  is  a   summary   of  the   Company's   property
acquisitions.

             EL MAC acquisition. Net profits royalty interests in 3 wells in Otsego County, Michigan were purchased for $233,576 from Wolverine Exploration, Ltd., Tenexco, Inc., and Terra Energy, Ltd., effective November 1, 1989 and March 1, 1990. The El Mac acquisition is operated by Don Yohe Enterprises, Inc. The Company retains a 1.994% net profits royalty interest in the wells in the El Mac acquisition at December 31, 1996.

             SPEARY acquisition. Net profits royalty interests in 7 wells located in Karnes County, Texas were acquired effective February 1, 1990 for $408,264 from Royal Oil & Gas Corporation. Enex Resources Corporation has assumed operation of these wells. The Company owns a 12% net profits royalty interest in the wells in the Speary acquisition at December 31, 1996.

             BAYWOOD II acquisition. Effective May 1, 1990, overriding royalty interests in 4 wells located in E. Baton Rouge & St. Helena Parishes, Louisiana were purchased from Charles R. Higgerson et al., for $182,038. The acquisition is operated by Coalinga Oil Company. The Company owns royalty interests ranging from .84% to 1.13% in the Baywood II acquisition at December 31, 1996.

             STRALEY acquisition. This acquisition consists of an overriding royalty interest in the Straley 1-29 well located in Grand Traverse County, Michigan. This interest was acquired from West Bay Properties effective June 1, 1990 for $94,081. The Straley acquisition is operated by Schumde Oil Corp. The Company owns a 1.887% overriding royalty interest in the well at December 31, 1996.

             WARDNER RANCH acquisition. Royalty interests in 170 wells in Nueces County, Texas were purchased for $90,143 from Harkins & Co. et al., effective September 1, 1990. The Wardner Ranch acquisition is operated by Union Pacific Resources Company. The Company owns royalty interests ranging from .03% to .55% in the Wardner Ranch acquisition at December 31, 1996.

             Purchase price as used above is defined as the actual contract price plus finders' fees, if applicable. Miscellaneous acquisition expenses, subsequent capital additions, etc. are not included.

Oil and Gas Reserves

             For quantitative information regarding the Company's oil and gas reserves, please see Supplementary Oil and Gas Information and related tables which follow the Notes to Financial Statements in Item 7 of this report. The Company has not filed any current oil and gas reserve estimates or included any such estimates in reports to any federal or foreign governmental authority or agency, including the Securities and Exchange Commission.

             Proved oil and gas reserves reported herein are based on engineering reports prepared by the petroleum engineering consulting firm of H.
J. Gruy and Associates, Inc. The reserves included in this report are estimates only and should not be construed as exact quantities. Future conditions may affect recovery of estimated reserves and revenue, and all reserves may be subject to revision as more performance data become available. The proved reserves used in this report conform to the applicable definitions promulgated by the Securities and Exchange Commission. No major discovery or other favorable or adverse event that could potentially cause a significant change in the estimated proved reserves has occurred since December 31, 1996.

Net Oil and Gas Production

             The following table shows for the years ended December 31, 1996 and 1995, the approximate production attributable to the Company's oil and gas interests. The figures in the table represent "net production"; i.e., production owned by the Company and produced to its interest after deducting royalty and other similar interests. All production occurred in the United States.

                                                   1996               1995
                                                   ----               ----
Crude oil and condensate (Bbls)................   2,210              2,419

Natural gas (Mcf)..............................  23,003             22,485

                  The following table sets forth the Company's average sales price per barrel of oil, per Mcf of gas, and average production cost per unit produced for the years ended December 31, 1996 and 1995. The average prices are lower than the average market prices for oil and gas as they are computed using the net revenues received from the Company's ownership of net profit royalty interests.

                                                  1996                    1995
                                                  ----                    ----

Average sales price per barrel of oil....... $     15.56           $     11.43

Average sales price per Mcf of gas..........        1.25                  0.92
Average production taxes per equivalent
  barrel of production......................        0.31                  0.38

Item 3.  Legal Proceedings

                  There are no material pending legal proceedings to which the Company is a party.

Item 4.  Submission of Matters to a Vote of Security Holders

                  No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II


Item 5.      Market for Common Equity and Related Security Holder Matters

Market Information

             There is no established public trading market for the Company's outstanding limited partnership interests.



Number of Equity Security Holders

                                              Number of Record Holders
               Title of Class                   (as of March 1, 1997)
              ---------------                 -------------------------


          General Partner's Interests                     1

          Limited Partnership Interests                  202



Dividends

          The Company made cash distributions to partners of $5 and $3 per $500 investment in 1996 and 1995, respectively. The Company temporarily discontinued the payment of distributions in the second quarter of 1995. The Company paid a distribution in the third quarter of 1996. Future distributions are dependent upon, among other things, an increase in the prices received for oil and gas. The Company will continue to recover its reserves and reduce obligations in 1997. Based upon current projected cash flow from the properties, it is anticipated that the Company will make periodic distributions as cash becomes available.

Item 6.     Management's Discussion and Analysis or Plan of Operation

Results of Operations

            This discussion should be read in conjunction with the financial statements of the Company and the notes thereto included in this Form 10-KSB.

            Oil and gas sales increased to $63,231 in 1996 from $48,447 in 1995. This represents an increase of $14,784 or 31%. Oil sales increased by $6,743 or 24%. A 36% increase in the average oil net sales price increased sales by $9,132. This increase was partially offset by a 9% decline in oil production. Gas sales increased by $8,041 or 39%. A 36% increase in the average gas net sales price increased sales by $7,564. A 2% increase in gas production increased sales by an additional $477. The decrease in oil production was primarily the result of natural production declines. The increase in gas production was primarily the result of higher production from the Speary acquisition on which a compressor was successfully reworked. The increases in average net sales prices correspond with higher prices in the overall market for the sale of oil and gas.

            Depletion expense decreased to $9,252 in 1996 from $23,707 in 1995. This represents a decrease of $14,455 or 61%. The changes in production, noted above, caused depletion expense to decrease by $472. A 60% decrease in the depletion rate reduced depletion expense by an additional $13,983. The decrease in the depletion rate was primarily the result of an upward revision of the oil and gas reserves during 1996.

            General and administrative expenses increased to $13,716 in 1996 from $11,393 in 1995. This increase of $2,323 or 20% was primarily due to a $1,924 increase in direct expenses in 1996. The increase in direct expenses was due to lower audit and tax preparation fees incurred by the Company in 1995.

Capital Resources and Liquidity

            The Company's cash flows from operations is a result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flows from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available net cash flows to the Company's partners.

            The Company will continue to recover its reserves and distribute to the partners the net proceeds realized from the sale of oil and gas production after payment of debt obligations. The Company plans to repay the amount owed to the general partner from such proceeds over a two year period. Distributions increased from 1995 to 1996 due primarily to the increase in the oil and gas sales as noted above. The Company temporarily discontinued the payment of distributions in the second quarter of 1995. The Company paid a distribution in the third quarter of 1996. Future distributions are dependent upon among other things, an increase in the prices received for oil and gas. The Company will continue to recover its reserves and reduce its obligations in 1997. The Company does not intend to purchase additional properties or fund extensive development of existing oil and gas properties, and as such; has no long-term liquidity needs. The Company's projected cash flows from operations will provide sufficient funding to pay its operating expenses and debt obligations. The general partner does not intend to accelerate the repayment of the debt beyond the cash flow provided by operating, financing and investing activities. Based upon current projected cash flow from the properties, it is anticipated that the Company will make periodic distributions as cash becomes available.

Item 7.      Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

The Partners
Enex 88-89 Income and Retirement Fund Series 5, L.P.:


We have audited the accompanying balance sheet of Enex 88-89 Income and Retirement Fund - Series 5, L.P. (a New Jersey limited partnership) as of December 31, 1996 and the related statements of operations, changes in partners' capital, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the general partner of Enex 88-89 Income and Retirement Fund - Series 5, L.P. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Enex 88-89 Income and Retirement Fund - Series 5, L.P. at December 31, 1996 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE  LLP




Houston, Texas
March 18, 1997

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 5, L.P.

BALANCE SHEET, DECEMBER 31, 1996
-------------------------------------------------------------------------------

ASSETS                                                             1996
                                                          ---------------------

CURRENT ASSETS:
  Cash                                                    $              9,079
  Accounts receivable - oil & gas sales                                 19,288
                                                          ---------------------

Total current assets                                                    28,367
                                                          ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                                 1,011,033
  Less  accumulated depletion                                          956,565
                                                          ---------------------

Property, net                                                           54,468
                                                          ---------------------

TOTAL                                                     $             82,835
                                                          =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                       $              2,206
   Payable to general partner                                           34,212
                                                          ---------------------

Total current liabilities                                               36,418
                                                          ---------------------

PARTNERS' CAPITAL:
   Limited partners                                                     37,740
   General partner                                                       8,677
                                                          ---------------------

Total partners' capital                                                 46,417
                                                          ---------------------

TOTAL                                                     $             82,835
                                                          =====================


Number of $500 Limited Partner units outstanding                         2,300




See accompanying notes to financial statements.
-------------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 5, L.P.

STATEMENTS OF OPERATIONS
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------


                                                     1996                  1995
                                             -------------------    -------------------

REVENUES:
  Oil and gas sales                          $           63,231        $        48,447
                                             -------------------    -------------------

EXPENSES:
  Depletion                                               9,252                 23,707
  Production taxes                                        1,897                  2,319
  General and administrative:
    Allocated from general partner                       10,451                 10,052
    Direct expense                                        3,265                  1,341
                                             -------------------    -------------------

Total expenses                                           24,865                 37,419
                                             -------------------    -------------------

NET INCOME                                   $           38,366         $       11,028
                                             ===================    ===================



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 5, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
------------------------------------------------------------------------------

                                                                                                    PER $500
                                                                                                    LIMITED
                                                                                                    PARTNER
                                                          GENERAL              LIMITED             UNIT OUT-
                                      TOTAL               PARTNER              PARTNERS             STANDING
                                -----------------    -----------------    -----------------    -----------------

BALANCE, JANUARY 1, 1995             $    16,006           $    2,342     $         13,664     $              6

CASH DISTRIBUTIONS                        (7,576)                (758)              (6,818)                  (3)

NET INCOME                                11,028                3,474                7,554                    3
                                -----------------    -----------------    -----------------    -----------------

BALANCE, DECEMBER 31, 1995                19,458                5,058               14,400                    6

CASH DISTRIBUTIONS                       (11,407)              (1,142)             (10,265)                  (5)

NET INCOME                                38,366                4,761               33,605                   15
                                -----------------    -----------------    -----------------    -----------------

BALANCE, DECEMBER 31, 1996           $    46,417           $   8,677     $         37,740 (1) $             16
                                =================    =================    =================    =================



(1)  Includes 132 units purchased by the general partner as a limited partner.


See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 5, L.P.

STATEMENTS OF CASH FLOWS
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
-----------------------------------------------------------------------------

                                                              1996                    1995
                                                      -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $           38,366             $     11,028
                                                      -------------------      -------------------

Adjustments to reconcile net income to net cash
   provided by operating activities
  Depletion                                                        9,252                   23,707
(Increase) decrease in:
  Accounts receivable - oil & gas sales                           (7,112)                   3,785
Increase (decrease) in:
   Accounts payable                                                  191                     (856)
   Payable to general partner                                    (21,801)                 (30,223)
                                                      -------------------      -------------------

Total adjustments                                                (19,470)                  (3,587)
                                                      -------------------      -------------------

Net cash provided by operating activities                         18,896                    7,441
                                                      -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                           (11,407)                  (7,576)
                                                      -------------------      -------------------

NET INCREASE (DECREASE) IN CASH                                    7,489                     (135)

CASH AT BEGINNING OF YEAR                                          1,590                    1,725
                                                      -------------------      -------------------

CASH AT END OF YEAR                                   $            9,079            $       1,590
                                                      ===================      ===================


See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 5, L.P.

NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------
FOR THE TWO YEARS ENDED DECEMBER 31, 1996


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

             Uses of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

3.           FEDERAL INCOME TAXES

             General - The Company is not a taxable entity for federal income tax purposes. Such taxes are liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements.

Set forth below is a reconciliation of net income as reflected in the accompanying financial statements and net income for federal income tax purposes for the year ended December 31, 1996:


                                                                                      Allocable to                  Per $500
                                                                        -------------------------------------
                                                                                                                     Limited
                                                                             General             Limited          Partner Unit
                                                         TOTAL               Partner            Partners           Outstanding
                                                   -----------------    -----------------  ------------------ --------------------
Net income as reflected in the
 accompanying financial statements                     $    38,366          $     4,761   $          33,605  $                15
Reconciling item:
  Difference in depletion and
     amortization computed for
     federal income tax purposes
     and the amount computed for
     financial reporting purposes                           (31,993)                   -             (31,993)                 (14)
                                                   -----------------    -----------------  ------------------ --------------------

Net income for federal
   income tax purposes                                 $      6,373          $    4,761   $           1,612  $                 1
                                                   =================    =================  ================== ====================


Net income for federal  income tax  purposes is a summation  of ordinary  income
(loss), portfolio income (loss), cost depletion and intangible drilling costs as presented in the federal income tax return.

Set forth below is a reconciliation between partners' capital as reflected in the accompanying financial statements and partners' capital for federal income tax purposes as of December 31, 1996:


                                                                                      Allocable to                  Per $500
                                                                        -------------------------------------
                                                                                                                     Limited
                                                                             General             Limited          Partner Unit
                                                         TOTAL               Partner            Partners           Outstanding
                                                   -----------------    -----------------  ------------------ --------------------
Partners' capital as reflected in the
 accompanying financial statements                      $    46,417           $    8,677   $          37,740  $                16
Reconciling items:
  Difference in accumulated
     depletion and amortization
     for financial reporting and
     federal income tax purposes                             39,683                    -              39,683                   17
  Commissions and syndication
     fees capitalized for federal
     income tax purposes                                    117,737                    -             117,737                   52
                                                   -----------------    -----------------  ------------------ -------------------

Partners' capital for federal
     income tax purposes                                $   203,837           $    8,677   $         195,160  $                85
                                                   =================    =================  ================== ===================


4.           PAYABLE TO GENERAL PARTNER

             The payable to general partner primarily consists of general and administrative expenses allocated to the Company by Enex during the Company's start-up phase and for its ongoing operations. The Company plans to repay the amounts owed to the general partner over a period of two years.

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

6.           SIGNIFICANT PURCHASERS

             Union Pacific Resources and Coalinga Corporation accounted for 86% and 10%, respectively, of the company's total sales in 1996. Union Pacific Resources and Coalinga Corporation accounted for 75% and 21%, respectively, of the company's total sales in 1995. No other purchaser individually accounted for more than 10% of such sales.

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 5, L.P.

SUPPLEMENTARY OIL AND GAS INFORMATION
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
-----------------------------------------------------------------------------

Proved Oil and Gas Reserve Quantities (Unaudited)

The following presents an estimate of the Company's proved oil and gas reserve quantities and changes therein for each of the two years in the period ended December 31, 1996. Oil reserves are stated in barrels ("BBLS") and natural gas in thousand cubic feet ("MCF"). The amounts per $500 limited partner unit do not include a potential 5% reduction after payout. All of the Company's reserves are located within the United States.

                                                                            Per $500                                  Per $500
                                                                            Limited              Natural              Limited
                                                         Oil              Partner Unit             Gas              Partner Unit
                                                        (BBLS)            Outstanding             (MCF)             Outstanding
                                                   -----------------    -----------------    -----------------    -----------------

PROVED DEVELOPED AND
    UNDEVELOPED RESERVES:

January 1, 1995                                               6,520                    3               97,547                   38

    Revisions of previous estimates                           1,988                    -               21,722                    9
    Production                                               (2,419)                  (1)             (22,485)                  (9)
                                                   -----------------    -----------------    -----------------    -----------------

December 31, 1995                                             6,089                    2               96,784                   38

    Revisions of previous estimates                           2,106                    1               71,195                   28
    Production                                               (2,210)                  (1)             (23,003)                  (9)
                                                   -----------------    -----------------    -----------------    -----------------

December 31, 1996                                             5,985                    2              144,976                   57
                                                   =================    =================    =================    =================


PROVED DEVELOPED RESERVES:

January 1, 1995                                               6,520                    3               97,547                   38
                                                   =================    =================    =================    =================

December 31, 1995                                             6,089                    2               96,784                   38
                                                   =================    =================    =================    =================

December 31, 1996                                             5,985                    2              144,976                   57
                                                   =================    =================    =================    =================


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

             Not Applicable

                                    PART III

------------------------------------------------------------------------------
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

              The Company's sole General Partner is Enex Resources Corporation, a Delaware corporation. The Company has no Directors or executive officers. The Directors and executive officers of Enex are:

              Gerald B. Eckley. Mr. Eckley, age 70, has served as a Director, President and Chief Executive Officer of the General Partner since its formation in 1979. He was employed by Shell Oil Company from 1951 to 1967 and served in managerial capacities from 1959 to 1967. From 1967 to 1969, he was Director of Fund Raising at the University of Oklahoma and from 1969 to 1971, was Vice President of Land and Operations for Imperial American Management Company. In 1971, Mr. Eckley was a petroleum consultant and in 1972-1973 was General Counsel and Executive Director of the Oil Investment Institute. From 1973 to 1974, he was Manager of Oil Properties, Inc. and from 1974 to 1976, was Vice President, Land and Joint Ventures for Petro-Lewis Corporation. From 1977 to August 1979, Mr. Eckley was President of Eckley Energy, Inc., a company engaged in purchasing and selling oil and gas properties. Mr. Eckley received an L.L.B. degree from the University of Oklahoma in 1951 and a Juris Doctor degree from the University of Oklahoma in 1970.

              William C. Hooper, Jr. Mr. Hooper, age 59, has been a Director of the General Partner since its formation in 1979 and is a member of the General Partner's Audit and Compensation and Options Committees. In 1960 he was a staff engineer in the Natural Gas Department of the Railroad Commission of Texas, with principal duties involving reservoir units and gas proration. In 1961 he was employed by the California Company as a Drilling Engineer and Supervisor. In 1963 he was employed as a Staff Engineer by California Research Corporation and in 1964 rejoined the California Company as a project manager having various duties involving drilling and reservoir evaluations. In 1966 he was Executive Vice President for Moran Bros. Inc., coordinating and managing all company activities, drilling operations, bidding and engineering. From 1970 until the present, he has been self-employed as a consulting petroleum engineer providing services to industry and government and engaged in business as an independent oil and gas operator and investor. From 1975 to 1987 he was also a Director and President of Verna Corporation, a drilling contractor and service organization. He received a B.S. degree in Petroleum Engineering in 1960 from the University of Texas and an M.S. degree in Petroleum Engineering from that same University in 1961.

              Stuart Strasner. Mr. Strasner, age 67, was a Director of the General Partner from its formation until October of 1986. He was reappointed to the Board on April 19, 1990 to fill a vacancy. He is a member of the Audit Committee. He is a professor of business law at Oklahoma City University and was Dean of the law school at Oklahoma City University from July 1984 until June 1991. Prior to July 1984, Mr. Strasner was an attorney in private practice with McCollister, McCleary, Fazio and Holliday in Oklahoma City, Oklahoma. From 1959 to 1974, he was employed by various banks, bank holding companies and an insurance company in executive capacities. From 1974 to 1978, he was a consultant to various corporations such as insurance companies, bank holding companies and small business investment companies. From 1978 until late 1981, he was Executive Director of the Oklahoma Bar Association, and from 1981 to 1983 was a Director and President of PRST Enterprises, Inc., a real estate development company. Mr. Strasner holds an A.B. degree from Panhandle A&M College, Oklahoma, and a J.D. degree from the University of Oklahoma. He is a member of the Fellows of the American Bar Association and a member of the Oklahoma Bar Association. Mr. Strasner is also a director of Health Images, Inc., a public company which provides fixed site magnetic resonance imaging ("MRI") services.


                                      III-1

     Martin J. Freedman. Mr. Freedman, age 72, was one of the General Partner's founders and a member of its Board of Directors as well as a board member of Enex Securities Corporation until June of 1986. He was reappointed to the Board on April 19, 1990 to fill a vacancy. He is a member of the Compensation and Options Committee. He is currently President of Freedman Oil & Gas Company, engaged primarily in the management of its exploration and producing properties, and the managing partner Martin J. Freedman & Company which has an interest in approximately one hundred producing oil and/or gas wells. Mr. Freedman is a lifetime member of the Denver Petroleum Club as well as being a lifetime member of the Denver Association of Petroleum Landmen. He was an officer and Director and/or founder of several former private and public companies. Mr. Freedman entered the oil and gas business in 1954 when he joined Mr. Marvin Davis of the Davis Oil Company. In 1956, he became President of Central Oil Corporation, a company engaged in oil and gas exploration. From 1958 on, Mr. Freedman operated as Martin J. Freedman Oil Properties and was President of Oil Properties, Inc., a private corporation. Mr. Freedman attended Long Island University and New York University. He received a bachelor's degree in Psychology and also attended New York University's graduate school.

              James Thomas Shorney. Mr. Shorney, age 71, has been a Director of the General Partner since April of 1990 and is a member of the Compensation and Options Committee. He has been a petroleum consultant and Secretary/Treasurer of the Shorney Company, a privately held oil and gas exploration company, from 1970 to date. From 1970 to 1976, he also served as a petroleum consultant in Land and Lease Research Analysis Studies for the GHK Company. He was an oil and gas lease broker from 1962 to 1970 and employed by Shell Oil Company in the Land Department from 1954 to 1962. Before joining Shell Oil Company, he served as Public Information Officer in the U.S. Army Air Force from 1950 to 1953 including attending Georgetown University Graduate School in 1952. Mr. Shorney graduated from the University of Oklahoma with a B.A. degree in Journalism in 1950. From 1943 to 1945, he served in the U.S. Army Air Force as an air crew member on a B-24 Bomber. Mr. Shorney is a member of the Oklahoma City Association of Petroleum Landmen on which he has served as Director and Secretary/Treasurer. He is an active member of the American Association of Petroleum Landmen. In 1975, Mr. Shorney was first listed in the London Financial Times' Who's Who in World Oil and Gas.

     Robert D. Carl, III. Mr. Carl, age 43, was appointed a Director of the General Partner on July 30, 1991 and is a member of the Audit Committee. He is President, Chief Executive Officer and Chairman of the Board of Health Images, Inc., a public company whose securities are traded on NYSE, which provides fixed site magnetic resonance imaging ("MRI") services. From 1978 to 1981, Mr. Carl also served as President of Carl Investment Associates, Inc. a registered investment advisor. In 1981, Mr. Carl joined Cardio-Tech, Inc., as general counsel and as an officer and Director. Upon the sale and reorganization of Cardio-Tech, Inc. into Cardiopul Technologies in 1982, he served as its Executive Vice President and as a Director. In March, 1985 he was elected President, Chief Executive Officer and Chairman of Cardiopul Technologies which spun off its non-imaging medical services business and changed its name to Health Images, Inc. Mr. Carl received a B.A. in History from Franklin and Marshall College, Lancaster, Pennsylvania in 1975 and a J.D. from Emory University School of Law, Atlanta, Georgia in 1978. Mr. Carl is a trustee of Franklin & Marshall College and is a member of the State Bar of Georgia.

              On January 4, 1996, the SEC filed a complaint in the United States District Court for the District of Columbia against Mr. Carl alleging that Mr. Carl violated Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act"), and Rule 16a-2 and 16a-3 (and former Rule 16a-1) thereunder, by failing to timely file reports concerning thirty-eight securities transactions in his mother's brokerage accounts involving shares of Health Images, Inc. stock. The SEC took the position that because Mr. Carl (1) provided substantial

                                      III-2
financial support to his mother, (2) commingled his mother's assets with his own, (3) provided a substantial portion of the funds used to purchase the shares in question, and (4) received from his mother a substantial portion of the sales proceeds, he, therefore, had a pecuniary interest in, and was a beneficial owner of, the shares in question.

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

     Robert E. Densford. Mr. Densford, age 39, was appointed a Director of the General Partner on September 11, 1991. He joined the General Partner as Controller on May 1, 1985 and became Vice President- Finance, Secretary and Treasurer on March 1, 1989. From January 1983 to April 1985, he was Senior Accountant for Deloitte Haskins & Sells in Houston, Texas, auditing both closely held and publicly owned oil and gas companies. From September 1981 to December 1982, he was a staff accountant for Coopers & Lybrand in Houston. Mr. Densford is a C.P.A. and holds a B.B.A. degree in Accounting and an M.S. degree in Oil and Gas Accounting from Texas Tech University and is a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.

     James A. Klein. Mr. Klein, age 33, joined the General Partner as Controller in February 1991. In June 1993, he was appointed President and Principal of Enex Securities Corporation. From June 1988 to February 1991, he was employed by Positron Corporation in Houston. From July 1987 to May 1988, he was employed by Transworld Oil Company in Houston and from September 1985 until July 1987, he was an accountant with Deloitte Haskins & Sells in Houston, Texas, auditing oil and gas and oil service companies. Mr. Klein is a Certified Public Accountant and holds a B.A. in Accounting (1985) from the University of Iowa. He is a member of the American Institute of Certified Public Accountants and the Iowa Society of Certified Public Accountants.

Item 10.      Executive Compensation

              The Company has no Directors or executive officers.

              The Company does not pay a proportional or fixed share of the compensation paid to the officers of the General Partner.

              The Company reimburses the General Partner for direct costs and administrative costs incurred on its behalf. Administrative costs allocated to the Company are computed on a cost basis in accordance with standard industry practices by allocating the time spent by the General Partner's personnel among all projects and by allocating rent and other overhead on the basis of the relative direct time charges. The Company

                                      III-3
incurred $10,451 and $10,052 of such administrative costs payable to the General Partner in 1996 and 1995, respectively.

Item 11.      Security Ownership of Certain Beneficial Owners and Management


                                            $500 Limited
                           Name of          Partner Units             Percent
 Title of Class       Beneficial Owner     Owned Directly            of Class
-----------------    ------------------    ---------------          ----------


 Limited Partner       Enex Resources                 132            5.7215%



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

         See Item Number 2 - "Description of Property" in this report for a description of the properties operated by Enex. Enex operates such properties under the terms of a Joint Operating Agreement ("JOA"). Overhead charges allowed to third parties under the JOA in accordance with the Council of Petroleum Accountants Societies are not charged to the Company. Such costs are considered to be within the general and administrative overhead charges allocated to the Company.

Item 13.     Exhibits and Reports on Form 8-K
                                                                      Sequential
                                                                        Page No.
         (a) Exhibits

             (3) (a) Certificate of Limited Partnership, as amended. Incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1988.

                  (b) Amended Agreement of Limited Partnership. Incorporated by reference to Exhibit 3(a) to Post-Effective Amendment No. 1 to the Registration Statement on Form S-1
                       (No. 33-18776) of Enex 88-89 Income and Retirement Fund
                        filed with the Securities and Exchange Commission on
                          April 22, 1989.

             (4)  Not Applicable

            (10)  Not Applicable

            (11)  Not Applicable

                                      III-4

            (12)  Not Applicable

            (13)  Not Applicable

            (18)  Not Applicable

            (19)  Not Applicable

            (22)  Not Applicable

            (23)  Not Applicable

            (24)  Not Applicable

            (25)  Not Applicable

            (28)  Not Applicable

         (b)    Reports on Form 8-K

                No reports on Form 8-K were filed during the last quarter of the period covered by this report.


                                      III-5

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

                                      ENEX 88-89 INCOME AND RETIREMENT
                                      FUND - SERIES 5, L.P.

                                      By:    ENEX RESOURCES CORPORATION
                                             the General Partner



March 18, 1997                        By:     /s/   G. B. Eckley
                                              -------------------
                                                    G. B. Eckley, President


                  In accordance with the Exchange Act, this report has been signed below on March 18, 1997, by the following persons in the capacities indicated.


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