Form 10QSB
period 1997-03-31
ENEX 88 89 INCOME & RETIREMENT FUND SERIES 5 L P
filed 1997-05-15
CIK 857507

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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
BALANCE SHEET
-----------------------------------------------------------------------------

                                                              MARCH 31,
ASSETS                                                           1997
                                                        ---------------------
                                                             (Unaudited)
CURRENT ASSETS:
  Cash                                                  $              8,643
  Accounts receivable - oil & gas sales                               22,577
                                                        ---------------------

Total current assets                                                  31,220
                                                        ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                               1,011,033
  Less  accumulated depletion                                        958,602
                                                        ---------------------

Property, net                                                         52,431
                                                        ---------------------

TOTAL                                                   $             83,651
                                                        =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                     $              1,101
   Payable to general partner                                         27,746
                                                        ---------------------

Total current liabilities                                             28,847

PARTNERS' CAPITAL:
   Limited partners                                                   45,084
   General partner                                                     9,720
                                                        ---------------------

Total partners' capital                                               54,804
                                                        ---------------------

TOTAL                                                   $             83,651
                                                        =====================


Number of $500 Limited Partner units outstanding                       2,300






See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 5, L.P.
STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------

(UNAUDITED)
                                      THREE MONTHS ENDED
                                 ------------------------------------------

                                      MARCH 31,              MARCH 31,
                                         1997                  1996
                                 -------------------    -------------------

REVENUES:
  Oil and gas sales              $           16,711          $      11,016
                                 -------------------    -------------------

EXPENSES:
  Depletion                                   2,037                  3,003
  Production taxes                              365                    335
  General and administrative                  2,600                  3,432
                                 -------------------    -------------------

Total expenses                                5,002                  6,770
                                 -------------------    -------------------


NET INCOME                       $           11,709           $      4,246
                                 ===================    ===================





See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 5, L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 1996 AND
FOR THE THREE MONTHS ENDED MARCH 31, 1997
---------------------------------------------------------------------------

                                                                                                PER $500
                                                                                                 LIMITED
                                                                                                 PARTNER
                                                       GENERAL              LIMITED             UNIT OUT-
                                   TOTAL               PARTNER             PARTNERS             STANDING
                            ------------------   ------------------    -----------------    -----------------

BALANCE, JANUARY 1, 1996    $          19,458    $           5,058         $     14,400           $        6

CASH DISTRIBUTIONS                    (11,407)              (1,142)             (10,265)                  (4)

NET INCOME                             38,366                4,761               33,605                   15
                            ------------------   ------------------    -----------------    -----------------

BALANCE, DECEMBER 31, 1996             46,417                8,677               37,740                   17

CASH DISTRIBUTIONS                     (3,322)                (332)              (2,990)                  (1)

NET INCOME                             11,709                1,375               10,334                    4
                            ------------------   ------------------    -----------------    -----------------

BALANCE, MARCH 31, 1997     $          54,804    $           9,720         $     45,084 (1)        $      20
                            ==================   ==================    =================    =================


(1)  Includes 132 units purchased by the general partner as a limited partner.




See accompanying notes to financial statements.
-----------------------------------------------------------------
                                       I-3

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 5, L.P.
STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

(UNAUDITED)
                                                           THREE MONTHS ENDED
                                                     ------------------------------------------

                                                        MARCH 31,                MARCH 31,
                                                           1997                    1996
                                                   -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $           11,709           $        4,246
                                                   -------------------      -------------------

Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depletion                                                     2,037                    3,003
(Increase) decrease in:
  Accounts receivable - oil & gas sales                        (3,289)                     140

(Decrease) in:
   Accounts payable                                            (1,105)                  (1,844)
   Payable to general partner                                  (6,466)                  (4,980)
                                                   -------------------      -------------------

Total adjustments                                              (8,823)                  (3,681)
                                                   -------------------      -------------------

Net cash provided by operating activities                       2,886                      565
                                                   -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                         (3,322)                       -
                                                   -------------------      -------------------

NET INCREASE (DECREASE) IN CASH                                  (436)                     565

CASH AT BEGINNING OF YEAR                                       9,079                    1,590
                                                   -------------------      -------------------

CASH AT END OF PERIOD                              $            8,643           $        2,155
                                                   ===================      ===================





See accompanying notes to financial statements.
--------------------------------------------------------------------------
                                       I-4

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 5, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $2,990, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on January 31, 1997.

3. On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

Item 2.            Management's Discussion and Analysis or Plan of Operation.

First Quarter 1997 Compared to First Quarter 1996

Oil and gas sales for the first quarter increased from $11,016 in 1996 to $16,711 in 1997. This represents an increase of $5,695 (52%). Oil sales increased by $3,275 or 55%. A 45% increase in average oil net sales price increased sales by $2,893. A 6% increase in oil production increased sales by an additional $382. Gas sales increased $2,420 or 48%. A 24% increase in average gas net sales price increased sales by $1,419. A 20% increase in gas production increased sales by an additional $1,001. The increases in average net sales prices were primarily a result of higher prices in the overall market for the sale of oil and gas. The increases in oil and gas production were primarily the result of higher production from the El Mac acquisition which had an acidization treatment.

Depletion expense decreased from $3,003 in the first quarter of 1996 to $2,037 in the first quarter of 1997. This represents a decrease of $966 (32%). A 41% decrease in the depletion rate reduced depletion expense by $1,410. This decrease was partially offset by the changes in production, noted above. The decrease in the depletion rate was primarily due to upward revisions of the oil and gas reserves during December 1996.

General and administrative expenses decreased from $3,432 in the first quarter of 1996 to $2,600 in the first quarter of 1997. This decrease of $832 (24%) is primarily due to less staff time being required to manage the company's operations.

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

On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended March 31, 1997.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                ENEX 88-89 INCOME AND RETIREMENT
                                                     FUND - SERIES 5, L.P.
                                                --------------------------------
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                     --------------------------
                                                         General Partner



                                                  By: /s/ R. E. Densford
                                                          --------------
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1997                                      By: /s/ James A. Klein
                                                     -------------------
                                                           James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer